Form 10-K
period 2007-12-31
C-BASS 2007-CB1 Trust
filed 2008-03-28
CIK 1387482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
C-BASS 2007-CB1 Trust
Delaware
(I.R.S. Employer Identification No.)
36-4449120
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
Chicago, IL
1 Bank One Plaza
(Zip Code)
60670
312-732-4000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Bond Securitization, L.L.C. (Depositor)
CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
333-136741-03
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 9A(T). Controls and Procedures.
Item 9B. Other Information.
None.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The information regarding this Item has been previously filed in a 10-D filing on April 9, 2007, Commission File Number
333-136741-03, CIK Number 0001387482 and a 10-D filing on July 9, 2007, Commission File Number 333-136741-03, CIK
Number 0001387482.
No single obligor represents 10% or more of the pool assets held by the issuing entity.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.
JPMorgan Chase Bank, National Association provides an interest rate swap derivative instrument for the trust as disclosed in the 424(b)(5) filing on February 6, 2007, Commission File Number 333-136741-03, CIK Number 0001387482.
No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.
Item 1115(b) of Regulation AB.
The information regarding this Item has been previously filed in a 424(b)(5) filing on February 6, 2007 and an 8-K filing on December 13, 2007, Commission File Number 333-136741-03, CIK Number 0001387482.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.
The assessment of compliance of Litton Loan Servicing LP ("Litton") disclosed the following instances of noncompliance:
Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii) Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.
Loan Buyouts from Pool Assets - 1122(d)(4)(iii) Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.
Loan Modifications - 1122(d)(4)(vi) Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.
Litton has implemented the following remediation procedures:
Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii) The controls over the investor bank account reconciliation process are adequately designed and operating effectively. In the fourth quarter of 2007, Litton had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.
Litton's key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items. Senior servicing management review both of these monitoring reports monthly.
Loan Buyouts from Pool Assets - 1122(d)(4)(iii) Litton is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements. Litton expects to have this automation in place at or around the end of the first quarter 2008.
Loan Modifications - 1122(d)(4)(vi) In February 2008, Litton reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security. This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Servicer compliance statements are attached hereto under Item 15.
Although the referenced instances of noncompliance in the Litton report on assessment of compliance with the servicing criteria were material to the activities of Litton on a platform level, the instances of noncompliance related to reconciliations and loan buyouts did not relate specifically to the performance of Litton in its capacity as servicer under the pooling and servicing agreement related to the securities issued by the Issuing Entity. Accordingly, the servicer compliance statement of Litton was appropriately modified.
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 15. Exhibits, Financial Statement Schedules.
b) See Item 15 above.
c) Not Applicable.
PART IV
a) Exhibits
* Filed herewith.
4
Pooling and Servicing Agreement, dated as of January 1, 2007, among Bond Securitization,
L.L.C., as Depositor, Credit-Based Asset Servicing and Securitization LLC, as Seller, Litton
Loan Servicing LP, as Servicer, and U.S. Bank National Association, as Trustee
(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 17, 2007 , Commission File Number 333-
136741-03, CIK Number 0001387482).
10 Incorporated by reference as Exhibit 4.
33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
35 Item 1123 Servicer Compliance Statement
31 302 Sarbanes-Oxley Certification*
a) Litton Loan Servicing, LP, as Servicer*
b) The Bank of New York, as Custodian*
c) U.S. Bank National Association, as Trustee*
a) Litton Loan Servicing, LP, as Servicer*
b) The Bank of New York, as Custodian*
c) U.S. Bank National Association, as Trustee*
a) Litton Loan Servicing, LP, as Servicer*
SIGNATURES
March 27, 2008
/s/ Elizabeth Folk
Elizabeth Folk
CFO
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Litton Loan Servicing, LP, as Servicer
C-BASS 2007-CB1 Trust
(Senior Officer in Charge of the Servicing Function of the Servicer)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
35 Item 1123 Servicer Compliance Statement
31 302 Sarbanes-Oxley Certification*
a) Litton Loan Servicing, LP, as Servicer*
b) The Bank of New York, as Custodian*
c) U.S. Bank National Association, as Trustee*
a) Litton Loan Servicing, LP, as Servicer*
b) The Bank of New York, as Custodian*
c) U.S. Bank National Association, as Trustee*
a) Litton Loan Servicing, LP, as Servicer*
4
Pooling and Servicing Agreement, dated as of January 1, 2007, among Bond Securitization,
L.L.C., as Depositor, Credit-Based Asset Servicing and Securitization LLC, as Seller, Litton
Loan Servicing LP, as Servicer, and U.S. Bank National Association, as Trustee
(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 17, 2007 , Commission File Number 333-
136741-03, CIK Number 0001387482).
10 Incorporated by reference as Exhibit 4.